Form 10-K/A
period 2000-12-31
NORWEST INTEGRATED STRUCTURED ASSETS INC SERIES 2000-1 TRUST
filed 2002-08-22
CIK 1107722

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-17801-06

                         Norwest Integrated Structured Assets, Inc.
                         Mortgage Pass-Through Certificates
                         Series 2000-1 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2228783
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Norwest Integrated Structured Assets, Inc. Series 2000-1 Trust established pursuant to the Pooling and Servicing Agreement among Norwest Integrated Structured Assets, Inc. as Seller and Norwest Bank Minnesota, National Association as Master Servicer and First Union National Bank as Trustee, pursuant to which the Norwest Integrated Structured Assets, Inc. Series 2000-1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)   North American Mortgage <F1>
                     b)   Bank United (TX) <F1>
                     c)   National City Mortgage Company <F1>
                     d)   Wells Fargo Home Mortgage, Inc. <F1>
                     e)   Chase Manhattan Mortgage Corporation <F1>
                     f)   Countrywide Funding <F1>
                     g)   First Horizon Home Loan Corp <F1>
                     h)   Merrill Lynch Credit Corporation <F1>
                     i)   Morgan Stanley Dean Witter <F3>
                     j)   Downey Savings <F1>
                     k)   Cendant Mortgage Corporation <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   North American Mortgage <F1>
                     b)   Bank United (TX) <F1>
                     c)   National City Mortgage Company <F1>
                     d)   Wells Fargo Home Mortgage, Inc. <F1>
                     e)   Chase Manhattan Mortgage Corporation <F1>
                     f)   Countrywide Funding <F1>
                     g)   First Horizon Home Loan Corp <F1>
                     h)   Merrill Lynch Credit Corporation <F1>
                     i)   Morgan Stanley Dean Witter <F1>
                     j)   Downey Savings <F1>
                     k)   Cendant Mortgage Corporation <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   North American Mortgage <F1>
                     b)   Bank United (TX) <F1>
                     c)   National City Mortgage Company <F1>
                     d)   Wells Fargo Home Mortgage, Inc. <F1>
                     e)   Chase Manhattan Mortgage Corporation <F1>
                     f)   Countrywide Funding <F1>
                     g)   First Horizon Home Loan Corp <F1>
                     h)   Merrill Lynch Credit Corporation <F1>
                     i)   Morgan Stanley Dean Witter <F3>
                     j)   Downey Savings <F1>
                     k)   Cendant Mortgage Corporation <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000, and January 8, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Norwest Integrated Structured Assets, Inc.
Mortgage Pass-Through Certificates
Series 2000-1 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 17, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   North American Mortgage <F1>
                     b)   Bank United (TX) <F1>
                     c)   National City Mortgage Company <F1>
                     d)   Wells Fargo Home Mortgage, Inc. <F1>
                     e)   Chase Manhattan Mortgage Corporation <F1>
                     f)   Countrywide Funding <F1>
                     g)   First Horizon Home Loan Corp <F1>
                     h)   Merrill Lynch Credit Corporation <F1>
                     i)   Morgan Stanley Dean Witter <F3>
                     j)   Downey Savings <F1>
                     k)   Cendant Mortgage Corporation <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   North American Mortgage <F1>
                     b)   Bank United (TX) <F1>
                     c)   National City Mortgage Company <F1>
                     d)   Wells Fargo Home Mortgage, Inc. <F1>
                     e)   Chase Manhattan Mortgage Corporation <F1>
                     f)   Countrywide Funding <F1>
                     g)   First Horizon Home Loan Corp <F1>
                     h)   Merrill Lynch Credit Corporation <F1>
                     i)   Morgan Stanley Dean Witter <F1>
                     j)   Downey Savings <F1>
                     k)   Cendant Mortgage Corporation <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   North American Mortgage <F1>
                     b)   Bank United (TX) <F1>
                     c)   National City Mortgage Company <F1>
                     d)   Wells Fargo Home Mortgage, Inc. <F1>
                     e)   Chase Manhattan Mortgage Corporation <F1>
                     f)   Countrywide Funding <F1>
                     g)   First Horizon Home Loan Corp <F1>
                     h)   Merrill Lynch Credit Corporation <F1>
                     i)   Morgan Stanley Dean Witter <F3>
                     j)   Downey Savings <F1>
                     k)   Cendant Mortgage Corporation <F1>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


   EX-99.1 (a)


   KPMG   (logo)
   345 Park Avenue
   New York, NY 10154

   Independent Auditor's Report

   The Board of Directos
   North American Mortgage Company:


   We have examined management's assertion about North American Mortgage Company's (the Company) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

   Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.



   In our opinion, management's assertion that the Company has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


   March 16, 2001


   EX-99.1 (b)

    KPMG  (logo)




   700 Louisiana
   Houston, TX 77002
   Telephone 713 319 2000
   Fax 713 319 2041

   Independent Accountants' Report

   The Board of Directors Bank United:

   We have examined management's assertion about Bank United and subsidiaries' (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended September 30, 2000, included in the accompanying Management Assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

   Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

   In our opinion, management's assertion that the Bank has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended September 30, 2000, is fairly stated, in all material respects.



   October 23, 2000

   EX-99.1 (c)

          ERNST&YOUNG    (logo)
          Ernst & Young LLP
          1300 Huntington Building
          925 Euclid Avenue
          Cleveland, Ohio 44115-1405
          Phone: (216) 861-5000
          www.ey.com

                  Report on Management's Assertion on Compliance with Minimum Servicing Standars Set Forth in the
               Uniform Single Attestation Program for Mortgage Bankers

                          Report of Independent Accountants

         Board of Directors
         National City Mortgage Co.

         We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.
         (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

         Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and perfon-ning such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal detem-tination on NCM's compliance with specified requirements.

         In our opinion, management's assertion, that NCM complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

         This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM private investors and is not intended to be and should not be used by anyone other than these specified parties.

         February 2, 2001

   EX-99.1 (d)



2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage:

We have examined management's assertion about Wells Fargo Home Mortgage's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

January 16, 2001

   EX-99.1 (e)

    PRICEWATERHOUSECOOPERS (LOGO)
    PricewaterhouseCoopers LLP
    1441 Main Street, Suite 705
    Columbia SC 29201
    Telephone (803) 779 0930



                      Report of Independent Accountants



    To the Board of Directors and Stockholder of Chase Manhattan Mortgage Corporation:


    We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). The Company performs loan subservicing functions for the residential loan servicing portfolio of Chase Mortgage Company. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

    In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.







    March 2, 2001


   EX-99.1 (f)

         Grant Thornton   (logo)
         Accountants and
         Management Consultants
         Grant Thornton LLP
         The US Member Firm of
         Grant Thornton International



               REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS



        Board of Directors
        Countrywide Credit Industries, Inc.

        We have examined management's assertion about Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended February 28, 2001 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management assertion about the entity's compliance based on our examination.

        Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

        In our opinion, management's assertion that Countrywide Credit Industries, Inc. and Subsidiaries (which includes wholly-owned subsidiary, Countrywide Home Loans, Inc.) complied with the aforementioned minimum servicing standards as of and for the year ended February 28, 2001 is fairly stated, in all material respects.



        Los Angeles, California
        March 16, 2001



   EX-99.1 (g)




   ARTHURANDERSEN   (logo)



   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



   To the Stockholder of First Tennessee Mortgage Services, Inc.:

   We have examined management's assertion about First Tennessee Mortgage Services, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000 as of and for the year ended December 31, 2000, included in the accompanying management assertion letter. Management is responsible for the Company's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the minimum servicing standards and maintenance of a fidelity bond and errors and omissions policy based on our exammation.

   Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

   In our opinion, except for the matters disclosed therein, management's assertion that the Company complied with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000 as of and for the year ended December 31, 2000, is fairly stated, in all material respects.


   Memphis, Tennessee,
   February 16, 2001.



   EX-99.1 (h)


    Deloitte
    & Touche   (logo)

    Deloitte & Touche LLP
    Certified Public Accountants
    Suite 2801
    One Independent Drive
    Jacksonville, Florida 32202-5034

    Tel: (904) 665-1400
    Fax: (904) 355-9104
    www.us.deloitte.com




    INDEPENDENT ACCOUNTANTS' REPORT ON
    MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
    UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

    Merrill Lynch Credit Corporation:

    We have examined management's assertion about Merrill Lynch Credit Corporation's (the "Company's") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the fiscal year ended December 29, 2000, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that Merrill Lynch Credit Corporation complied with the aforementioned minimum servicing standards as of and for the fiscal year ended December 29, 2000 is fairly stated, in all material respects.

    February 23, 2001



    Deloitte
    Touche
    Tohmatsu



   EX-99.1 (j)

     KPMG       (logo)

     355 South Grand Avenue
     Suite 2000
     Los Angeles, CA 90071-1568



                    INDEPENDENT ACCOUNTANTS' REPORT



     The Board of Directors
     Downey Financial Corp.:


     We have examined management's assertion about Downey Financial Corp. and subsidiaries'(Downey) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Downey's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Downey's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Downey's compliance with the minimum servicing standards and perforiming such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Downey's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Downey Financial Corp. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



      January 17, 2001



   EX-99.1 (k)

    Deloitte & Touche LLP
    Two Hilton Court
    P.O. Box 319
    Parsippany, New Jersey 07054-0319

    Tel: (973) 683 7000
    Fax: (973) 683 7459
    www.us.deloitte.com


    Deloitte   (logo)
    &Touche

     INDEPENDENT AUDITORS'REPORT


     Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated in all material respects.



     February 9, 2001



   EX-99.2 (a)



    NORTH AMERICAN
    MORTGAGE COMPANY
    A DIME. COMPANY

    5100 West Lemon Street
    Suitee 109
    Tampa, FL 33609



                                  Management Assertion

           As of and for the year ended December 31, 2000, North American Mortgage Company (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the following amounts as of and for the year ended December 31, 2000:

                Fidelity Bond

                100,000,000 from January 1, 2000 to December 31, 2000

                Errors and Omissions

                $20,000,000 from January 1, 2000 to December 31, 2000

           Raymend G. Romano
           Director of Residential Credit


            Date


   EX-99.2 (b)

    3200 Southwest Freeway, Suite 2000
    Houston, Texas 77027
    P.O. Box 1370
    Houston, Texas 77251-1370
    Telephone 713/543-6500

    Bank United of Texas FSB

    BANK   (logo)
    UNITED



                            Management Assertion


    As of and for the year ended September 30, 2000, Bank United and subsidiaries' (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same year, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $25,000,000, respectively.



    Anthony J. Nocella                       Jonathon K. Heffron
    CFO & Vice President                     COO, Executive Vice President and
    October 23,2000                          General Counsel
                                             October 23, 2000


   EX-99.2 (c)

         National City Mortgage Co.
         3232 Newmark Drive
         Miamisburg, Ohio 45342
         Telephone (937) 910-1200

         Mailing Address:
         P.O. Box 1820
         Dayton, Ohio 45401-1820

            Management's Assertion on Compliance with Minimum Servicing
          Standards Set Forth in the Uniform Single Attestation Program for
                                  Mortgage Bankers

                              Report of Management

         We, as members of management of National City Mortgage Co., (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

         As of and for this same period, NCM had in effect a fidelity bond and errors policy in the amount of $70 million and an omissions policy in the amount of $40 million.



         T. Jack Case Jr., Executive Vice President

         February 2. 2001


   EX-99.1 (d)

      Wells Fargo Home Mortgage   (logo)
      1 Home Campus
      Des Moine, IA 50328-0001


                          Management Assertion



      As of, and for the year ended December 31,2000, Wells Fargo Home Mortgage has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, Wells Fargo Home Mortgage had in effect a fidelity bond along with an errors and omissions policy in the amounts of $50 million and $10 million, respectively.



     Pete Wissinger                                    January 16, 2001
     Chief Executive                                   Date


     Geoff Dreyer                                      January 16, 2001
     Chief Financial Officer                           Date


     Mike Heid                                         January 16, 2001
     Executive Vice President Loan Servicing           Date

   EX-99.2 (e)

CHASE  (logo)

Exhibit 1

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standands


March 2, 2001

As of and for the year ended December 31, 2000, Chase Manhattan Mortgage Corporation ("CMMC") and Chase Mortgage Company ("CMC") and their subsidiaries (collectively, the "Group") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP")

As of and for this same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.

Thomas Jacob
Chief Executive Officer


Terry L. Gentry
Sr. Vice President of Servicing


Glenn Mouridy
Executive Vice President of Servicing


Lucy Gambino
Vice President of Risk Management


   EX-99.2 (f)

Countrywide  (logo)

4500 Park Granda
Calabasas, CA  91302

(818)225-3000

March 16, 2001

Grant Thornton LLP
1000 Wilshire Boulevard, Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended February 28, 2001, Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $230,000,000.

Carlos M. Garcia
Senior Managing Director,
Chief Financial Officer

(P:/gt/2001/3-16-01 USAP)


   EX-99.2 (g)

    FIRST
    HORIZON           (logo)
    HOME LOANS






    Arthur Andersen L.L.P.
    100 Peabody Place, Suite 1100
    Memphis, TN 38103-3625

    Dear Sirs:

    As of and for the year ended December 31, 2000, First Horizon Home Loan Corporation and its wholly-owned subsidiary, First Tennessee Mortgage Services, Inc. (the "Company") has complied in all material respects, except for the matters disclosed in Exhibit 1, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000.


    Peter F. Makowiecki
    Chief Financial Officer

    February 16, 2001


   EX-99.2 (h)

Merrill Lynch
Credit Corporation
Private Client Group

4802 Deer Lake Drive East
Jacksonville, Florida 32246-6484
904 218 6000
800 243 0058

MERRILL LYNCH  (logo)


February 23, 2001


Deloitte & Touche LLP
2801 Independence Drive
Jacksonville, FL 32202

Ladies and Gentlemen:

As of and for the year ended December 29, 2000, Merrill Lynch Credit Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the same period, the Company had in effect fidelity bond and errors and omissions insurance coverage in the amounts of $200,000,000 and $20,000,000 respectively.




Kevin O'Hanlon
President & COO




Lee Lomax
Senior Vice President

  EX-99.2 (i)



    MORGAN STANLEY DEAN WITTER
    CREDIT CORPORATION

    January 12, 2001



    As of and for the year ended December 31, 2000, Morgan Sanley Dean
    Witter Credit Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Morgan Stanley Dean Witter & Co., the Company's parent, had in effect a fidelity bond in excess of $25 million and an errors and omissions policy in excess of $25 million under which the Company was covered.

    Thomas F. White

      Vice President and Secretary

      Leroy Hodo

      Vice President and Controller


   EX-99.2 (j)

DOWNEY FINANCIAL CORP.



Management's Report on Compliance
with Minimum Servicing Standards




As of and for the year ended December 31, 2000, Downey Financial Corp. and subsidiaries (Downey) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Downey had in effect a fidelity bond in the amount of $15 million limit per loss incident and aggregate coverage of $30 million. Downey also had an errors and omissions policy in the amount of $15 million as of and for the same period.




Daniel D.Rosenthal
President and Chief Executive Officer


Thomas E Prince
Executive Vice President
Chief Financial Officer




January 17, 2001


Downey Financial Corp.
3501 Jamboree Road * P.O. Box 6000 * Newport Beach, CA 92658-6000 *
(949) 509-4500




   EX-99.2 (k)

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

CENDANT  (logo)
Mortgage

As of and for the year ended December 31, 2000, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

Cendant Mortgage Corporation


Terence W.Edwards
President and Chief Executive Officer


Martin Foster
Vice President Servicing Management Group


   EX-99.3 (a)


      NORTH AMERICAN  (logo)
      MORTGAGE COMPANY*
      A DIME COMPANY


      231 East Avenue
      Suite 200
      Albion, New York 14411-1678



           Wells Fargo Bank Minnesota, N.A
           11000 Broken Land Parkway
           Columbia, MD 21044-3562
           Attention: Master Servicing


           RE: Officer's Certificate

           Dear Master Servicer:

           The undersigned Officer certifies the following for the 2000 fiscal year:

           (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

           (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

           (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

           (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

           (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such cost or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

           (F) All Custodial Accounts have been reconciled and are properly funded; and

           (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

           Certified

           Officer

           Title

           Date


   EX-99.3 (b)

    3200 Southwest Freeway, Houston, Texas 77027
    P.O. Box 2824, Houston, Texas
    713/543-8675, 800/288-3223

    BANK
    UNITED (logo)

    Wells Fargo Bank Minnesota, N.A,
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)   All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:


Officer Tyrone W. Crawley

Vice President
Title

3-27-01
Date


   EX-99.3 (c)


National City   (logo)
Mortgage


National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio 45342
Telephone (937) 910-1200
Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820



      Wells Fargo Bank Minnesota, N. A.
      Attn: Master Servicing
      11000 Broken Land Parkway
      Columbia, Maryland 21044-3562

           RE:  Annual Officer's Servicing Certification

     Dear Master Servicer:

     The undersigned Officer certifies the following for the 2000 fiscal year:

     (a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or
         Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;
     (b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;
     (c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;
     (d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
     (e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the nonpayment has been reported to Wells Fargo Bank Minnesota, N.A.;
     (f) All Custodial Accounts have been reconciled and are properly funded;
         and
     (g) All annual reports Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

         Certified By:


         Officer  (Charles M. Abourezk)

         National City Mortgage
         Company

         Vice President
         Title

         March 19, 2001
         Date




                                No One Cares More!


   EX-99.3 (d)

      WELLS FARGO HOME MORTGAGE (Logo)
      One Home Campus
      Des Moines, IA 50328-0001



      March 20, 2001



      Re: 2000 Annual Certification

      We hereby certify to the best of our knowledge and belief that for the calendar year of 2000:

      1. All real estate taxes, bonds assessments and other lienable items have been paid.

      2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

      3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement or those of a normal prudent lender if not specified, and those premiums due have been paid.

      4. We have made all property inspections as required.

      5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

     6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.




      Sincerely,


      John B. Brown
      Vice President
      Wells Fargo Home Mortgage, Inc.



   EX-99.3 (e)

   Chase (logo)
   THE RIGHT RELATIONSHIP IS EVERYTHING


   Chase Manhattan Mortgage Corporation
   3415 Vision Drive
   Columbus, OH 43219
   1-800-848-9136 Customer Service
   1-800-582-0542 TDD / Text Telephone



    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


     Certified By:




     Officer



     Vice President
     Title


     March 30, 2001
     Date


   EX-99.3 (f)

Countrywide   (logo)
HOME LOANS
400 Countrywide Way SV.44
Simi Valley, California 93065-6298
(805) 520-5100



OFFICER'S CERTIFICATE





I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., aka Countrywide Funding Corporation and further certifies the following for the fiscal year ended February 28, 2001.

     (A) That all premiums for each Hazard Insurance Policy, Flood Insurance policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect.

     (B) That all accrued and due real estate taxes, governmental assessments and any other expenses, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid with respect to any Mortgaged Property, the reason for non-payment has been reported to your designated representative.

     (C) That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officer knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligation under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform on such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to your designated representative:

     (D) That this Officer has confirmed that the Fidelity Bond, the Error and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.


Joseph Candelario
First Vice President

Compliance Officer
Loan Administration


   EX-99.3 (g)




                        ANNUAL SERVICING CERTIFICATION

   In connection with the loans serviced by First Horizon Home Loans (formerly FT Mortgage Companies) during the fiscal year December 31, 2000, we confirm the following to be materially correct and accurate to the best of our knowledge, information and belief.

   1. Real etate taxes, special assessments and any charges that may become a lien upon the property and which come due in the last calendar year have been paid. This also includes the verification with taxing authorities for non-escrowed mortgages.
   2. FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and are in full force and effect.
   3. Properties are adequately insured and your interest, as Mortgagee, is properly provided for in the mortgage clause. This includes both flood and hazard insurance.
   4. For those loans being escrowed for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future items.
   5. Property inspections have been completed according to the provisions of our servicing agreement, if applicable.
   6    All other provisions of the servicing agreement have been adhered to.
   7. To the extent there exist any exceptions to the foregoing that are deemed to be material in nature, such exception(s) will be recited in an Exhibit attached hereto and accompanied by an explanation thereof.
        In the event no Exhibit is attached hereto, it is to be presumed that no exceptions of a material nature to the foregoing exist.

    By:

         (Signature)
          Sheryl Court

         (Printed Name)

          Vice President
         (Title)


         (Date)


   EX-99.3 (h)

           OFFICER'S CERTIFICATE
           ANNUAL STATEMENT AS TO COMPLIANCE



              Re:  EMC Mortgage Corporation ("Owner"),
                   Wells Fargo ("Master Servicer")
                   Merrill Lynch Credit Corporation ("Company"),
                   Servicing Agreement dated as of December 15, 1999
                   ("Agreement")


              Pursuant to the above Agreement, the Company hereby states:

              1. A review of the activities of the Company during the 2000 calendar year and of its performance under the Agreement has been made under the supervision of each of the undersigned officers.

              2. To the best of each such officer's knowledge, based on such review, the Company has fulfilled all of its material obligations under the Agreement in all material respects throughout such year.

    Dated: March 30, 2001

    Merrill Lynch Credit Corporation

    By:

    Gary M. Mann, Vice President



    Kevin O'Hanlon, President & COO




   EX-99.3 (j)

    DOWNEY SAVINGS   (logo)

    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing


    RE: Officers Certificate


    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these officers knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable) with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect.

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Norwest Bank Minnesota, N.A.;

(F)   All custodial Accounts have been reconciled and properly funded; and

(G) All annual reports or Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified



Title


Date



DOWNEY SAVING AND LOAN ASSOCIATION, F.A.
Corporate Headquarters:  3501 Jamboree Road
P.O. Box 6000 - Newport Beach, California 92658-949/854-3100


   EX-99.3 (k)

    CENDANT   (logo)
    Mortgage



    May 11, 2001

    Wells Fargo
    11000 Broken Land Parkway
    Columbia, MD 21044

    RE: Officer's Certificate
         Annual Certification

    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 calendar year.

    a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide
        and to the best of my   knowledge,  the  Servicer  has fulfilled all
        of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo;

    b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

    C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;


    d) To the best of my knowledge, all premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

    e) To the best of my knowledge, all real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo;

    f) To the best of my knowledge, all Custodial Accounts have been reconciled and are properly funded; and

    g) To the best of my knowledge, all annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


    Certified by:


    Officer - Marc J. Hinkle

    Vice President - Loan Servicing
    Title

    5/11/2001
    Date